Form 10QSB
period 1996-06-30
DOCTORS HEALTH PLAN INC
filed 1996-08-14
CIK 1012562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
   -------------------------------------------------------------------------

(Mark One)
[ X ]    Quarterly report under Section 13 or 15(d) of the Securities Exchange
                  Act of 1934

         For the quarterly period ended June 30, 1996

[   ]    Transition report pursuant to Section 13 or 15(d) of the Exchange Act

         For the transition period from _______ to _______

                        Commission file number 333-3762-A
                 ----------------------------------------------

                         THE DOCTORS' HEALTH PLAN, INC.
           (Name of small business issuer as specified in its charter)

           Florida                                      59-3369916
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                              760 Riverside Avenue
                           Jacksonville, Florida 32204
                    (Address of principal executive offices)

                                  (904)354-5115
                           (Issuer's telephone number)
                 -----------------------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__________       No   ___X___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000 shares of Class B Common Stock, $.001 par value, and 1,000 shares of Class C Common stock, $.001 par value, respectively, were outstanding as of August 14, 1996.

         Transitional Small Business Disclosure Format (check one):

Yes__________       No   ___X___

                         THE DOCTORS' HEALTH PLAN, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,    June 30,
                                                                                 ------------    --------
                                                                                    1995           1996
                                                                                    ----           ----
                                                                                  (Audited)     (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                     $  34,574      $    5,510
   Prepaid expenses                                                                 -               66,725
                                                                                 ---------        --------
       Total current assets                                                         34,574          72,235

Organization costs                                                                  64,191          56,167
Deferred public offering costs                                                      -              161,790
Loan costs                                                                           5,000           5,000
                                                                                 ---------        --------

       Total assets                                                               $103,765        $295,192
                                                                                   =======         =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Payable to former stockholders                                                $  10,000      $    1,000
   Accounts payable and accrued expenses                                             7,019           8,112
                                                                                  --------         -------
       Total current liabilities                                                    17,019           9,112

Bank line of credit                                                                 50,000         295,000
                                                                                  --------         -------
       Total liabilities                                                            67,019         304,112
                                                                                  --------         -------

Redeemable Series A preferred stock, $.001 par value,
   100,000 shares authorized,
   32,074 shares issued
   and outstanding (Note 3)                                                        320,740         320,740

Stockholders' equity (deficit):
   Class B common stock, $.001 par value; 5,000,000 shares
     authorized, 10,000 shares issued and outstanding                                   10              10
   Class C common stock, $.001 par value; 5,000,000 shares
     authorized, 1,000 shares issued and outstanding                                     1               1
   Capital in excess of par value                                                   34,989          34,989
   Deficit accumulated during the development stage                               (318,994)       (364,660)
                                                                                   -------         -------
       Total stockholders' equity (deficit)                                       (283,994)       (329,660)

       Total liabilities and stockholders' equity (deficit)                       $103,765        $295,192
                                                                                  ========        ========




See accompanying notes to consolidated financial statements.


                         THE DOCTORS' HEALTH PLAN, INC.
                          (a development stage company)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                             For the Three                For the Six
                                                              Months Ended                Months Ended
                                                                June 30,                    June 30,
                                                        ---------------------       ---------------------
                                                          1995          1996          1995         1996
                                                          ----          ----          ----         ----
                                                       (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Revenues:
   Interest income                                     $     139      $   -        $      283      $     2

Costs and expenses:
   Development and start-up costs                        205,814          -           206,276          -
   General and administrative                              2,545        26,867          2,545       32,883
   Amortization of organization costs                     -              4,012         -             8,024
   Interest                                               -              3,964         -             4,761
                                                         -------      --------        -------       ------
     Total costs and expenses                            208,359        34,843        208,821       45,668
                                                         -------      --------        -------       ------

Net loss                                               $(208,220)     $(34,843)    $(208,538)      $(45,666)
                                                         =======        ======       =======         ======

See accompanying notes to consolidated financial statements.

                         THE DOCTORS' HEALTH PLAN, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Three                For the Six
                                                                    Months Ended                 Months Ended
                                                                      June 30,                    June 30,
                                                                      --------                    --------
                                                               1995             1996         1995           1996
                                                               ----             ----         ----           ----
                                                            (Unaudited)      (Unaudited)  (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net loss                                                   $(208,220)      $(34,843)    $(208,538)    $  (45,666)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
       Amortization of organization costs                        -               4,012        -               8,024
       Increase in prepaid expenses                              -             (66,725)       -             (66,725)
       Increase (decrease) in accounts payable
         and accrued expenses                                       138          8,112           374          1,093
                                                                -------        -------       -------        -------
         Net cash used for operating activities                (208,082)       (89,444)     (208,164)      (103,274)
                                                                -------        -------       -------        -------

Cash flows from investing activities:
   Deferred public offering costs incurred                       -            (122,122)       -            (161,790)
                                                                -------        -------       -------        -------
         Net cash used for investing activities                  -            (122,122)       -            (161,790)
                                                                -------        -------       -------        -------

Cash flows from financing activities:
   Proceeds from notes payable                                  250,000         -            250,000         -
   Repayment of debt to former stockholders                      -              (9,000)       -              (9,000)
   Net borrowings under line of credit                           -             220,000        -             245,000
                                                                -------        -------       -------        -------
         Net cash provided by financing activities              250,000        211,000       250,000        236,000
                                                                -------        -------       -------        -------

Net increase (decrease) in cash and
   cash equivalents                                              41,918           (566)       41,836        (29,064)

Cash and cash equivalents, beginning of period                   24,457          6,076        24,539         34,574
                                                               --------      ---------      --------       --------

Cash and cash equivalents, end of period                      $  66,375     $    5,510     $  66,375     $    5,510
                                                               ========      =========      ========      =========

Supplemental schedule of noncash investing and financing activities:

     In 1995, the Company exchanged long-term debt of $310,000 and accrued interest of $10,740 payable to stockholders for preferred stock.

     In addition, the Company converted $45,000 of common stock issued by its subsidiary into $35,000 of common stock issued by the Company and $10,000 payable to former stockholders.

See accompanying notes to consolidated financial statements.

                         THE DOCTORS' HEALTH PLAN, INC.
                          (a development stage company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995


Note 1 - Interim Statement Adjustments
         The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All adjustments are of a normal and recurring nature. The interim consolidated financial statements are designed to be read in conjunction with the most recent consolidated financial statements.


Note 2 - Summary of Significant Accounting Policies

     The following is a summary of significant accounting policies of The Doctors' Health Plan, Inc. (the Company):

         Basis of Consolidation
     The consolidated financial statements include the accounts of The Doctors' Health Plan, Inc. (the Company) and its wholly-owned subsidiary, The Doctors' Health Plan of Florida, Inc. (DHPF). All significant intercompany accounts and transactions have been eliminated.

         Organization and Operations
         The Company was incorporated on March 1, 1996, under the sponsorship of the Florida Medical Association, Inc. and the Florida Osteopathic Medical Association, Inc. for the purpose of developing a statewide, physician-owned health maintenance organization (HMO). The Company's wholly-owned subsidiary, The Doctors' Health Plan of Florida, Inc., was incorporated on October 22, 1993. The original shareholders of the Company's wholly-owned subsidiary included the Florida Medical Association, Inc. (FMA), the Florida Osteopathic Medical Association, Inc. (FOMA), Florida Independent Physicians Association (FIPA), the respective FIPA regions, and the Independent Physicians Association Region IX
(IPA). The Company is in the development stage and its efforts through June 30, 1996 have been principally devoted to organizational activities, raising capital and feasibility and developmental efforts. Management anticipates incurring additional expenses as it continues to raise capital necessary to start the HMO.

         Basis of Accounting
         The accompanying financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

         Organization Costs
         Organization costs, which are stated at cost, are amortized on a straight-line basis over the estimated period of benefit not to exceed sixty months.

         Cash and Cash Equivalents
         For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Development and Start-Up Costs
         Development and start-up costs are recorded at cost. These costs have been incurred since inception and represent costs associated with the ongoing development of the Company. Such costs are expensed when no discernible future economic benefits exist.


Note 3 - Capitalization

         Common Stock
         On June 7, 1996, the Securities and Exchange Commission approved a $60 million restricted stock offering of the Company's Class A common stock. The proceeds of the offering will be used to fund all of the costs associated with developing the HMO. As of June 30, 1996, no subscriptions for the Class A common stock had been received.

         From inception through June 30, 1996, the Company has issued 10,000 shares of its Class B common stock to Florida Medical Association, Inc. (FMA) and 1,000 shares of its Class C common stock to Florida Osteopathic Medical Association, Inc. (FOMA). These shares were issued through the conversion of previously issued common stock of DHPF into shares of the Company for a total consideration of $35,000. In addition, IPA and FIPA Class common stock owned by former stockholders of DHPF was converted into rights to receive $1,000 per share for a total of $10,000 from the Company.

         Redeemable Preferred Stock
         In 1995, the Company issued 32,074 shares of its Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock"), in exchange for notes payable and accrued interest totaling $320,740. The Series A Preferred Stock entitles the holder to cumulative annual dividends of $1.00 per share payable annually beginning March 1, 1997, and to preference in the payment of dividends and in liquidation over holders of the Company's common stock and other series of preferred stock.

         The Series A Preferred Stock is required to be redeemed on the earlier of April 1, 1998, or the date on which the Company completes an offering of Class A Common Stock totaling a minimum of $20,000,000. On this date, the Company shall redeem all of the issued and outstanding shares of Series A Preferred Stock for $10.00 per share plus all accrued and unpaid dividends thereon, to and including the redemption date.

                                     PART I
                                     ------
Item 1.
                              FINANCIAL INFORMATION

                         INTERIM FINANCIAL STATEMENTS OF
                         THE DOCTORS' HEALTH PLAN, INC.
                               AS OF JUNE 30, 1996

                     Item 2. MANAGEMENT'S PLAN OF OPERATION


                               PLAN OF OPERATIONS

         Summary of Certain Prior Activities. The Doctors' Health Plan, Inc., a Florida corporation ("Company"), was incorporated on March 1, 1996, under the sponsorship of the Florida Medical Association and the Florida Osteopathic Medical Association for the purpose of developing a statewide, physician-owned health maintenance organization ("HMO"). The Company's wholly owned subsidiary, The Doctors' Health Plan of Florida, Inc., was incorporated on October 22, 1993. The original shareholders of the Company's wholly-owned subsidiary included the Florida Medical Association (occasionally referred to herein as "FMA"), the Florida Osteopathic Medical Association (occasionally referred to herein as "FOMA"), Florida Independent Physicians Association (occasionally referred to herein as "FIPA"), the respective FIPA regions, and the Independent Physicians Association (occasionally referred to herein as "IPA") Region IX.

         Since the formation of the Company's wholly-owned subsidiary, it has investigated strategic alternatives for the Company, and has engaged in other pre-operational activities, including preparation of the conduct of a limited offering of its Class A Common Stock to eligible offerees (the "Offering"). The Company's subsidiary was initially capitalized with funds advanced by the Florida Medical Association and the Florida Osteopathic Medical Association. The FMA also invested initial equity of $25,000, and FOMA invested initial equity of $10,000 in the Company. In addition, the FMA has guaranteed a line of credit established in favor of the Company with First Union National Bank of Florida. In April 1996, the FMA purchased 31,025 shares and FOMA purchased 1,049 shares of the Company's Series A Preferred Stock in exchange for cancellation of $320,740 owed by the Company to the FMA and FOMA under certain promissory notes.

         The Company anticipates that the FIPA Regions and IPA Region IX, which are independent practice associations, or the members of those organizations who are shareholders of the Company, will comprise a significant portion of the provider panel for the Company. FIPA, the FIPA Regions, and IPA Region IX may serve as contracting agents for certain physician providers in negotiating provider agreements. The Company believes that share ownership of the Company by FIPA, the FIPA Regions, or IPA Region IX might create a perceived conflict of interest. Accordingly, effective in April 1996, all of the capital stock of the Company's subsidiary formerly owned by these organizations was converted in a merger transaction into the right to receive the original purchase price paid by these organizations for such capital stock. The Company intends, however, to maintain a strong relationship with these independent practice associations.

         The plan of operations for the Company for the following twelve months is described below.

         Cash Requirements. Management estimates, based on information available to it at this time, that if the Company sells a minimum of 3,000,000 shares, the proceeds of the Offering will satisfy the Company's cash requirements for a period of approximately 33 months following the completion of the Offering. If the Company sells a minimum of 500,000 shares, the Company will not be required to raise additional funds during the next twelve months.

         The Company intends to utilize its line of credit with First Union National Bank of Florida to fund its operations pending the sale of the Minimum Proceeds and may use it to fund short-term cash requirements after completion of the Offering. The Company's line of credit has a $1,000,000 maximum limit (of which $705,000.00 was available as of August 1, 1996), and bears interest, payable monthly, at 0.5% above First Union's prime rate of interest. The entire outstanding principal balance, together with accrued interest, is payable on October 17, 1997. The line of credit is guaranteed by the FMA.

         Licensing and Qualifications. In order to operate as an HMO in the state of Florida, the Company must obtain a certificate of authority issued by the Florida Department of Insurance and a health care provider certificate issued by the Florida Agency for Health Care Administration. To obtain such certificates, the Company must comply with certain regulatory requirements relating to the financial condition and proposed operating procedures of the Company. Florida law also requires that each HMO be accredited by an approved accrediting organization such as the Joint Commission on Accreditation of Health Care Organizations, the National Committee of Quality Assurance, or the Accreditation Association for Ambulatory Health Care, within one (1) year of the Company's receipt of its certificate of authority.

         Over the next 12 months, the Company intends to seek and obtain the necessary licenses, approvals, and accreditations to operate as an HMO under Florida law. The Company will also seek designation by the Florida Agency for Health Care Administration as an accountable health partnership. As an accountable health partnership, the Company will be able to provide health care plans to the ten (10) community health purchasing alliances designated by the state of Florida. During the next 12 months, the Company may also seek qualification as a federally qualified HMO.

         Strategic Alternatives. Over the next 12 months, the Company will continue to evaluate and pursue various strategic alternatives for the Company. Depending on available opportunities, this may include exploring the possible acquisition of other existing HMOs or a merger or affiliation with another existing HMO.

         The Company likely will investigate existing HMO's operating in the Florida market that are potential acquisition candidates. The acquisition of an existing, operational HMO offers certain advantages over the establishment of a new HMO. By acquiring an existing HMO, the Company would acquire existing management capability, corporate infrastructure and information systems, and an existing subscriber population. Accordingly, the Company will continue to evaluate the possibility of acquiring or affiliating with an existing HMO. The

Company has not yet established any specific criteria for an acquisition or merger candidate, and any acquisition or merger would be within the sole discretion of management, except to the extent shareholder approval of the transaction may be required under the Florida Business Corporation Act. Any merger or acquisition transaction could involve the issuance of additional equity or debt obligations of the Company to the acquired entity or its shareholders possibly diluting the ownership interest of existing shareholders or the book value of the Company.

         Provider Network. The Company's success is largely dependent on the Company's ability to develop an extensive network of physician providers. Over the next 12 months, the Company will devote substantial efforts to developing and credentialing its health care delivery network. The Company will begin by establishing credentialing standards for its physician providers. Once these standards have been established, the Company will develop a physician network among its physician shareholders. The Company anticipates that this network will consist of thousands of primary care and specialist physicians throughout the state of Florida. If required to provide services under health care plans established by the Company, the Company will credential additional physicians or health care providers that are not shareholders of the Company.

         Recruiting Management and Other Personnel. Over the next 12 months, the Company will devote substantial efforts to recruiting and engaging a new chief executive officer, a chief operating officer, and other senior management personnel that are experienced in the operation of HMOs. The Company will develop a salary and benefit package for executive personnel that will permit it to attract quality management. The Company may engage a personnel recruitment firm to assist the Company in these efforts. The Company will also recruit additional staff on an as-needed basis.

         Management Information Systems. The Company's success will be largely dependent upon its ability to acquire and maintain management information systems to provide centralized billing services, tracking of enrollees, verification of an enrollees's status, and to implement quality assurance and utilization review programs. The Company will likely engage consultants over the next 12 months to help it design and acquire management information systems which will permit the Company to meet its data processing and analysis needs.

         Lease of Office Space. Within the next 12 months, the Company anticipates that it will lease office space for its administrative and executive offices in accordance with its needs. The Company may also lease additional office space for regional offices that it intends to establish over the next 12 months.

         Product Development. Over the next 12 months, the Company will engage actuarial personnel and consultants, establish underwriting guidelines and pricing methodologies, and conduct market and consumer research. Based on these and other activities, the Company will develop health care plan products which will be marketed directly to employers. The Company anticipates that it will develop a variety of health care plan products over the next 12 months. The principal product to be developed by the Company will be a capitated benefit plan, although the Company likely will develop other types of plans, possibly including a fee-for-service plan and a point of service plan.

         Marketing. Over the next 12 months, the Company will engage a Vice President of Marketing and additional marketing personnel. In conjunction with these employees, the Company will develop a comprehensive marketing strategy for the marketing of its health care plans. Due to the highly regionalized nature of the Florida health care delivery system, the Company anticipates that it will divide its marketing efforts among several regions. During the next 12 months, the Company anticipates that its marketing efforts will include conducting extensive market and consumer research, developing a comprehensive and
regionalized   market  plan,  and  commencing   marketing  efforts  directly  to
employers.

         Quality Assurance and Utilization Review. Over the next 12 months, the Company will develop and implement quality assurance and utilization review programs. The Company anticipates that it will establish quality assurance and utilization review committees which will establish these criteria. The Company currently anticipates that it will seek to manage medical costs, in part, by controlling inappropriate services. The utilization review programs used by the Company may include pre-admission certification, prospective length of stay approvals, second surgical opinions, concurrent review, discharge planning and review, mandatory ambulatory surgical procedures, and other programs that the Company may implement from time to time.

         Risk Management. Over the next 12 months, the Company will determine its insurance requirements for general liability insurance, business insurance, and property insurance. In addition, the Company will determine its reinsurance and stop loss requirements. Once these criteria have been established, the Company will obtain insurance from an appropriate carrier. In addition, the Company will seek to implement risk management procedures in accordance with criteria to be established by management of the Company.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

            None

Item 3.  Defaults upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

            Exhibit Number     Description
            --------------     -----------

                     3.1 Articles of Incorporation of The Doctors' Health Plan, Inc. (Exhibit 3.1 to the Company's Registration Statement on
                               Form SB-2, Registration No. 333-3762-
                               A, is incorporated herein by reference).

                     3.2 Bylaws of The Doctors' Health Plan, Inc. (Exhibit 3.2 to the Company's
                               Registration Statement on Form SB-2,
                               Registration No. 333-3762-A, is
                               incorporated herein by reference).

                     4.1 Form of Stock Certificate for Class A Common Stock (Exhibit 3.3 to the Company's Registration Statement on
                               Form SB-2 Registration No. 333-3762-
                               A, is incorporated herein by reference).

                     4.2       Form of Subscription Agreement (Exhibit
                               4.1 to the Company's Registration
                               Statement on Form SB-2 Registration
                               No. 333-3762-A, is incorporated herein
                               by reference).

                     4.3 Articles of Incorporation of The Doctors' Health Plan, Inc. (Exhibit 3.1 to the Company's Registration Statement on
                               Form SB-2 Registration No. 333-3762-
                               A, is incorporated herein by reference).

                     4.4 Bylaws of The Doctors' Health Plan, Inc. (Exhibit 3.2 to the Company's
                               Registration Statement on Form SB-2
                               Registration No. 333-3762-A, is
                               incorporated herein by reference).

                     10.1      Escrow Agreement with First Union
                               National Bank of Florida (Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-3762-A, is incorporated herein by reference ).

                     10.2 Agreement for Consulting Services with Douglas Capital Management, Inc. (Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-3762-A, is incorporated herein by reference ).

                     10.3 Line of Credit Promissory Note payable to First Union National Bank of Florida (Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-3762-A, is incorporated herein by reference ).

                     27        Financial Data Schedules attached
                               hereto as Exhibit "A"

         (b)  Report on Form 8-K

               None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE DOCTORS' HEALTH PLAN, INC. a
                                       Florida corporation

                                               (Registrant)



Date: August 14, 1996                  /s/ Charles P. Hayes, Jr., M.D.
                                       -------------------------------
                                       Chairman of the Board


Date: August 14, 1996                  /s/ Juan Wester, M.D.
                                       ---------------------
                                       Treasurer