Form 10QSB
period 1996-09-30
DOCTORS HEALTH PLAN INC
filed 1996-11-13
CIK 1012562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
   -------------------------------------------------------------------------

(Mark One)
[ X ]    Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

         For the quarterly period ended September 30, 1996

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

Yes   X           No
     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000 shares of Class B Common Stock, $.001 par value, and 1,000 shares of Class C Common stock, $.001 par value, respectively, were outstanding as of September 30, 1996.

         Transitional Small Business Disclosure Format (check one):

Yes               No  X
                     ---

                                     PART I
Item 1.
                              FINANCIAL INFORMATION

                         INTERIM FINANCIAL STATEMENTS OF
                         THE DOCTORS' HEALTH PLAN, INC.
                            AS OF SEPTEMBER 30, 1996


                         THE DOCTORS' HEALTH PLAN, INC.
                         ------------------------------
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                 December 31,  September 30,
                                                                                 ------------  -------------
                                                                                    1995           1996
                                                                                    ----           ----
                                                                                  (Audited)     (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                     $  34,574   $       9,046
   Restricted cash - escrowed stock subscription proceeds                            -           1,460,500
   Prepaid expenses                                                                  -              60,052
                                                                               -----------     -----------
       Total current assets                                                         34,574       1,529,598

Deferred public offering costs                                                     -               185,650
Organization costs                                                                  64,191          52,155
Loan costs                                                                           5,000           5,000
                                                                                 ---------    ------------

       Total assets                                                               $103,765   $   1,772,403
                                                                                   =======       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Payable to former stockholders                                                $  10,000   $      -
   Accounts payable and accrued expenses                                             7,019          -
   Escrowed stock subscription proceeds                                             -            1,460,500
                                                                              ------------       ---------
       Total current liabilities                                                    17,019       1,460,500

Bank line of credit                                                                 50,000         353,000
                                                                                  --------      ----------
       Total liabilities                                                            67,019       1,813,500
                                                                                  --------       ---------

Redeemable Series A preferred stock, $.001 par value, 100,000 shares authorized,
   32,074 shares issued
   and outstanding (Note 3)                                                        320,740         320,740

Stockholders' equity (deficit):
   Class B common stock, $.001 par value; 5,000,000 shares
     authorized, 10,000 shares issued and outstanding                                   10              10
   Class C common stock, $.001 par value; 5,000,000 shares
     authorized, 1,000 shares issued and outstanding                                     1               1
   Capital in excess of par value                                                   34,989          34,989
   Deficit accumulated during the development stage                               (318,994)       (396,837)
                                                                                   -------      ----------
       Total stockholders' equity (deficit)                                       (283,994)       (361,837)
                                                                                   -------      ----------

       Total liabilities and stockholders' equity (deficit)                       $103,765      $1,772,403
                                                                                   =======       =========


See accompanying notes to consolidated financial statements.

                         THE DOCTORS' HEALTH PLAN, INC.
                         ------------------------------
                          (a development stage company)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    ----------------------------------------

                                                             For the Three               For the Nine
                                                             Months Ended                Months Ended
                                                           September 30,                September 30,
                                                           -------------                -------------
                                                          1995          1996          1995         1996
                                                          ----          ----          ----         ----
                                                       (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Revenues:
   Interest income                                      $    101      $  4,084     $      384     $  4,086

Costs and expenses:
   Development and start-up costs                         74,818        -             281,094       -
   General and administrative                              3,427        27,769          5,972       60,652
   Amortization of organization costs                     -              4,012         -            12,036
   Interest                                               -              4,480         -             9,241
                                                      ----------       -------   ------------      -------
     Total costs and expenses                             78,245        36,261        287,066       81,929
                                                          ------        ------        -------       ------

Net loss                                                $(78,144)     $(32,177)    $ (286,682)    $(77,843)
                                                        ========      ========     ==========     ========


See accompanying notes to consolidated financial statements.



                         THE DOCTORS' HEALTH PLAN, INC.
                         ------------------------------
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                    For the Three                For the Nine
                                                                    Months Ended                 Months Ended
                                                                  September 30,                September 30,
                                                                  -------------                -------------
                                                               1995             1996         1995           1996
                                                               ----             ----         ----           ----
                                                            (Unaudited)      (Unaudited)  (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net loss                                                   $ (78,144)      $(32,177)   $ (286,682)    $  (77,843)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
       Amortization of organization costs                        -               4,012        -              12,036
       Decrease (increase) in prepaid expenses                   -               6,673        -             (60,052)
       Increase (decrease) in accounts payable
         and accrued expenses                                    12,054         (8,112)       12,428         (7,019)
                                                                 ------        -------      --------      ---------
         Net cash used for operating activities                 (66,090)       (29,604)     (274,254)      (132,878)
                                                                 ------         ------       -------        -------

Cash flows from investing activities:
   Deferred public offering costs incurred                       -             (23,860)       -            (185,650)
                                                             ----------         ------  ------------        -------
         Net cash used for investing activities                  -             (23,860)       -            (185,650)
                                                             ----------         ------  ------------        -------

Cash flows from financing activities:
   Proceeds from notes payable                                   -             -             250,000         -
   Repayment of debt to former stockholders                      -              (1,000)       -             (10,000)
   Net borrowings under line of credit                           -              58,000        -             303,000
                                                             ----------         ------  ------------        -------
         Net cash provided by financing activities               -              57,000       250,000        293,000
                                                             ----------         ------       -------        -------

Net (decrease) increase in cash and
   cash equivalents                                             (66,090)         3,536       (24,254)       (25,528)

Cash and cash equivalents, beginning of period                   66,375          5,510        24,539         34,574
                                                                 ------        -------      --------       --------

Cash and cash equivalents, end of period                      $     285       $  9,046    $      285     $    9,046
                                                               ========        =======     =========      =========

Supplemental schedule of noncash investing and financing activities:

     In  1996,   the  Company  has  received   $1,460,500  in  escrow  in  stock
subscriptions for its Class A common stock.

     In 1995, the Company exchanged long-term debt of $310,000 and accrued interest of $10,740 payable to stockholders for preferred stock.

     In addition, the Company converted $45,000 of common stock issued by its subsidiary into $35,000 of common stock issued by the Company and $10,000 payable to former stockholders.

See accompanying notes to consolidated financial statements.

                         THE DOCTORS' HEALTH PLAN, INC.
                          (a development stage company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995


Note 1 - Interim Statement Adjustments
--------------------------------------
         The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All adjustments are of a normal and recurring nature. The interim consolidated financial statements are designed to be read in conjunction with the most recent consolidated financial statements.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
     The following is a summary of significant accounting policies of The Doctors' Health Plan, Inc. (the Company):

         Basis of Consolidation
         ----------------------
     The consolidated financial statements include the accounts of The Doctors' Health Plan, Inc. (the Company) and its wholly-owned subsidiary, The Doctors' Health Plan of Florida, Inc. (DHPF). All significant intercompany accounts and transactions have been eliminated.

         Organization and Operations
         ---------------------------
         The Company was incorporated on March 1, 1996, under the sponsorship of the Florida Medical Association, Inc. and the Florida Osteopathic Medical Association, Inc. for the purpose of developing a statewide, physician-owned health maintenance organization (HMO). The Company's wholly-owned subsidiary, The Doctors' Health Plan of Florida, Inc., was incorporated on October 22, 1993. The original shareholders of the Company's wholly-owned subsidiary included the Florida Medical Association, Inc. (FMA), the Florida Osteopathic Medical Association, Inc. (FOMA), Florida Independent Physicians Association (FIPA), the respective FIPA regions, and the Independent Physicians Association Region IX
(IPA). The Company is in the development stage and its efforts through September 30, 1996 have been principally devoted to organizational activities, raising capital and feasibility and developmental efforts. Management anticipates incurring additional expenses as it continues to raise capital necessary to start the HMO.

         Basis of Accounting
         -------------------
         The accompanying financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

         Organization Costs
         ------------------
         Organization costs, which are stated at cost, are amortized on a straight-line basis over the estimated period of benefit not to exceed sixty months.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Development and Start-Up Costs
         ------------------------------
         Development and start-up costs are recorded at cost. These costs have been incurred since inception and represent costs associated with the ongoing development of the Company. Such costs are expensed when no discernible future economic benefits exist.


Note 3 - Capitalization
-----------------------

         Redeemable Preferred Stock
         --------------------------
         In 1995, the Company issued 32,074 shares of its Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock"), in exchange for notes payable and accrued interest totaling $320,740. The Series A Preferred Stock entitles the holder to cumulative annual dividends of $1.00 per share payable annually beginning March 1, 1997, and to preference in the payment of dividends and in liquidation over holders of the Company's common stock and other series of preferred stock.

         The Series A Preferred Stock is required to be redeemed on the earlier of April 1, 1998, or the date on which the Company completes an offering of Class A Common Stock totaling a minimum of $30,000,000. On this date, the Company shall redeem all of the issued and outstanding shares of Series A Preferred Stock for $10.00 per share plus all accrued and unpaid dividends thereon, to and including the redemption date.

         Common Stock
         ------------
         On June 7, 1996, the Securities and Exchange Commission approved a $60 million restricted stock offering of the Company's Class A common stock. The proceeds of the offering will be used to fund all of the costs associated with developing the HMO. As of September 30, 1996, subscriptions totaling $1,460,500 for the Class A common stock had been received in escrow.

         From inception through September 30, 1996, the Company has issued 10,000 shares of its Class B common stock to Florida Medical Association, Inc.
(FMA) and 1,000 shares of its Class C common stock to Florida Osteopathic Medical Association, Inc. (FOMA). These shares were issued through the conversion of previously issued common stock of DHPF into shares of the Company for a total consideration of $35,000. In addition, IPA and FIPA Class common stock owned by former stockholders of DHPF was converted into rights to receive $1,000 per share for a total of $10,000 from the Company.

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

         The Company intends to utilize its line of credit with First Union National Bank of Florida to fund its operations pending the sale of the Minimum Proceeds and may use it to fund short-term cash requirements after completion of the Offering. The Company's line of credit has a $1,000,000 maximum limit (of which $647,000.00 was available as of September 30, 1996), and bears interest, payable monthly, at 0.5% above First Union's prime rate of interest. The entire outstanding principal balance, together with accrued interest, is payable on October 17, 1997. The line of credit is guaranteed by the FMA.

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

                10.1 Escrow Agreement with First Union National Bank of Florida (Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 333- 3762-A, is incorporated herein by reference ).

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


                                   THE DOCTORS' HEALTH PLAN, INC. a
                                   Florida corporation

                                       (Registrant)



Date: November 14, 1996            /s/ Charles P. Hayes, Jr., M.D.
                                   -------------------------------
                                   Chairman of the Board


Date: November 14, 1996            /s/ Juan Wester, M.D.
                                   ---------------------
                                    Treasurer